Form 10-Q
period 2026-06-30
TCGX Acquisition Corp.
filed 2026-09-10
CIK 2137965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-43434

TCGX Acquisition Corp.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1943484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 Lytton Ave., Suite 350 Palo Alto, CA	94301
(Address of principal executive offices)	(Zip Code)

(650) 924-9424

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which each class is registered
Class A ordinary shares, par value $0.0001 per share	TCGX	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of September 10, 2026, there were 9,147,500 Class A ordinary shares, par value $0.0001 per share, and 2,156,250 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

TCGX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

TCGX ACQUISITION CORP.

CONDENSED BALANCE SHEET

June 30, 2026

(UNAUDITED)

Assets
Current Assets
Prepaid expenses	$6,793
Total Current Assets	6,793
Deferred offering costs	246,383
Total Assets	$253,176

Liabilities and Shareholders’ Deficit
Current Liabilities
Accrued expenses	$6,012
Accrued offering costs	246,383
Promissory note – related party	43,395
Total Current Liabilities	295,790

Commitments and Contingencies (Note 6)

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,156,250 shares issued and outstanding(1)(2)	216
Additional paid-in capital	24,784
Accumulated deficit	(67,614)
Total Shareholders’ Deficit	(42,614)
Total Liabilities and Shareholders’ Deficit	$253,176

(1)
Includes up to 281,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). In June 2026, the Sponsor transferred an aggregate of 90,000 Founder Shares to three independent directors of the Company.
(2)
On August 6, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 281,250 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

TCGX ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 26, 2026 (INCEPTION) THROUGH June 30, 2026

(UNAUDITED)

Formation, general and administrative costs	$67,614
Net loss	$(67,614)

Basic and diluted weighted average Class B ordinary shares outstanding(1)(2)	1,875,000
Basic and diluted net loss per Class B ordinary share	$(0.04)

(1)
Excludes up to 281,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). In June 2026, the Sponsor transferred an aggregate of 90,000 Founder Shares to three independent directors of the Company.
(2)
On August 6, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 281,250 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

TCGX ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM MAY 26, 2026 (INCEPTION) THROUGH June 30, 2026

(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — May 26, 2026 (inception)	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor(1)(2)	2,156,250	216	24,784	—	25,000
Net loss	—	—	—	(67,614)	(67,614)
Balance – June 30, 2026 (unaudited)	2,156,250	$216	$24,784	$(67,614)	$(42,614)

(1)
Includes up to 281,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). In June 2026, the Sponsor transferred an aggregate of 90,000 Founder Shares to three independent directors of the Company.
(2)
On August 6, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 281,250 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

TCGX ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 26, 2026 (INCEPTION) THROUGH June 30, 2026

(UNAUDITED)

Cash Flows from operating activities:
Net loss	$(67,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation, general and administrative costs paid by Sponsor in exchange for issuance of founder shares	18,207
Formation, general and administrative costs paid through promissory note – related party	43,395
Changes in operating assets and liabilities:
Accrued expenses	6,012
Net cash used in operating activities	—

Net change in cash	—
Cash, beginning of the period	—
Cash, end of the period	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$246,383
Prepaid expenses contributed by Sponsor in exchange for issuance of Class B ordinary shares	$6,793

The accompanying notes are an integral part of the unaudited condensed financial statements.

TCGX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2026

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

TCGX Acquisition Corp. is a blank check company incorporated as an exempted company under the laws of the Cayman Islands on May 26, 2026. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from May 26, 2026 (inception) through June 30, 2026 relates to the Company’s formation and preparation for the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is TCGX Sponsor, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 4, 2026. On August 6, 2026, the Company consummated an initial public offering of 8,625,000 Class A ordinary shares at $10.00 per share (the “Public Shares”) (the “Initial Public Offering”), which includes the full exercise of the underwriters’ over-allotment option of 1,125,000 Public Shares, generating gross proceeds of $86,250,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 522,500 Class A ordinary shares (“Private Placement Shares”) at a price of $10.00 per Private Placement Share to the Sponsor and the underwriters, generating gross proceeds of $5,225,000. Of those 522,500 Private Placement Shares, the Sponsor purchased 436,250 Private Placement Shares and the underwriters purchased 86,250 Private Placement Shares.

Transaction costs amounted to $5,837,054, consisting of $1,725,000 of cash underwriting fees, $3,450,000 of deferred underwriting fees and $662,054 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete one or more Business Combinations with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes paid or payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post-business combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering on August 6, 2026, an amount of $86,250,000 ($10.00 per Public Share) from the net proceeds of the sale of the Public Shares, and a portion of the proceeds of the sale of the Private Placement Shares, was deposited into and is held in a trust account (the “Trust Account”) and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination and, may at any time be held as cash or cash items, including in demand deposit accounts at a bank, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares in connection with the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per Public Share), calculated as of two business days prior to the completion of a Business Combination, including interest earned on the funds held in the Trust Account (net of amounts released to the Company to fund taxes payable (other than excise or similar taxes). The Public Shares were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

TCGX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2026

(UNAUDITED)

If the Company seeks shareholder approval, the Company will complete a Business Combination only if it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the Company’s ordinary shares which are represented in person or by proxy and are voted at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. Additionally, each public shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares, Private Placement Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Completion Window (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment and (iii) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination.

The Company will have within 24 months from the closing of the Initial Public Offering to complete a Business Combination or such other time period in which it must complete a Business Combination pursuant to an amendment to its Amended and Restated Memorandum and Articles of Association (the “Completion Window”). If the Company is unable to complete a Business Combination within the Completion Window, the Company will as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less taxes paid or payable (other than excise or similar taxes) and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

TCGX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2026

(UNAUDITED)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on August 6, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on August 12, 2026. The interim results for the period from May 26, 2026 (inception) through June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to June 30, 2026, were satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). As of June 30, 2026, the Company had no cash and a working capital deficit of $288,997. These liquidity concerns were subsequently alleviated by the successful closing of the Initial Public Offering.

Subsequent to June 30, 2026, the Company consummated the Initial Public Offering of 8,625,000 Public Shares at $10.00 per Public Share, which includes the full exercise of the underwriters’ over-allotment option of 1,125,000 Public Shares, generating gross proceeds of $86,250,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 522,500 Private Placement Shares at a price of $10.00 per Private Placement Share to the Sponsor and the underwriters, generating gross proceeds of $5,225,000. As a result of the Initial Public Offering and the private placement, as of August 6, the Company had cash of $3,500,000 and a working capital of $2,726,606.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If the Company completes a Business Combination, the Company would repay such Working Capital Loans at that time out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Repayment of Working Capital Loans which may be made by the Sponsor or an affiliate of the Sponsor or certain of the officers and directors to finance transaction costs in connection with an intended initial Business Combination. Up to $3,000,000 of such loans may be converted into private placement shares of the post-business combination entity at a price of $10.00 per share at the option of the lender. Such shares would be identical to the Private Placement Shares. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026, the Company had no borrowings under the Working Capital Loans.

Prior to the completion of the Initial Public Offering, the private placement and the full exercise of the over-allotment option, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the accompanying unaudited condensed financial statements. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements- Going Concern,” subsequent to the period covered by this Quarterly Report, the Company has completed the Initial Public Offering, private placement and the full exercise of the over-allotment option, at which time the capital in excess of the funds deposited in Trust Account and used to fund offering expenses was released to the Company for general capital purposes. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Completion Window to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the accompanying unaudited condensed financial statements.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

TCGX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2026

(UNAUDITED)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. On August 6, 2026, offering costs allocated to Public Shares were charged to temporary equity and offering costs allocated to Private Placement Shares were charged to shareholders’ deficit.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes”, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Loss per Ordinary Share

Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding Class B ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 281,250 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). At June 30, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per Class B ordinary share is the same as basic net loss per Class B ordinary share for the period presented.

TCGX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2026

(UNAUDITED)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheet, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s accompanying unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on August 6, 2026, the Company sold 8,625,000 Public Shares at a purchase price of $10.00 per Public Share, which includes the full exercise of the underwriters’ over-allotment option of 1,125,000 Public Shares, generating gross proceeds of $86,250,000.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the underwriters purchased an aggregate of 522,500 Private Placement Shares at a price of $10.00 per Private Placement Share, for an aggregate purchase price of $5,225,000. Of those 522,500 Private Placement Shares, the Sponsor purchased 436,250 Private Placement Shares and the underwriters purchased 86,250 Private Placement Shares. The proceeds from the sale of the Private Placement Shares were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Completion Window, the proceeds from the sale of the Private Placement Shares held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 3, 2026, the Sponsor paid an aggregate of $25,000 to cover certain offering costs of the Company in consideration for 2,156,250 of the Company’s Class B ordinary shares (the “Founder Shares”). In June 2026, the Sponsor transferred an aggregate of 90,000 Founder Shares to three independent directors of the Company. The Founder Shares included an aggregate of up to 281,250 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering (excluding the Private Placement Shares). On August 6, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 281,250 Founder Shares are no longer subject to forfeiture.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until one year after the completion of the Company's initial Business Combination or earlier if the last sale price of the Company's Class A ordinary shares equals or exceeds $12.00 for any 20 trading days within any 30-trading day period commencing at least 180 days after the completion of the Company's initial Business Combination.

Promissory Note—Related Party

On June 3, 2026, the Company issued a promissory note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The promissory note was non-interest bearing and payable on the earlier of December 31, 2027 or the closing of the Initial Public Offering. As of June 30, 2026, there was $43,395 outstanding under the Promissory Note. As of June 30, 2026, the Company had borrowed $43,395 under the promissory note, which is now due on demand. Borrowings under the promissory note are no longer available.

TCGX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2026

(UNAUDITED)

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. If the Company completes a Business Combination, the Company would repay such Working Capital Loans at that time out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Repayment of Working Capital Loans which may be made by the Sponsor or an affiliate of the Sponsor or certain of the officers and directors to finance transaction costs in connection with an intended initial Business Combination. Up to $3,000,000 of such loans may be converted into private placement shares of the post-business combination entity at a price of $10.00 per share at the option of the lender. Such shares would be identical to the Private Placement Shares. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026, the Company had no borrowings under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Shares and shares that may be issued upon conversion of the Working Capital Loans and Forward Purchase Shares (as defined below) are entitled to registration rights pursuant to the registration rights agreement dated August 6, 2026, requiring the Company to register a sale of any of the securities held by them, including any other securities of the Company acquired by them prior to the consummation of the Company’s initial Business Combination. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination. Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Underwriting Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to 1,125,000 additional Public Shares to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On August 6, 2026, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise their over-allotment option to purchase an additional 1,125,000 Public Shares at a price of $10.00 per Public Share.

The underwriters were entitled to a cash underwriting discount of $0.20 per Class A ordinary share, or $1,725,000 in the aggregate, which was paid to the underwriters upon the closing of the Initial Public Offering, of which (i) $0.10 per Public Share was paid to the underwriters in cash and (ii) $0.10 per Public Share was used by the underwriters to purchase Private Placement Shares. In addition, the underwriters are entitled to a deferred fee of $0.40 per Class A ordinary share, or $3,450,000 in the aggregate. The deferred fee will become payable to the underwriters for deferred underwriting commissions placed in a Trust Account located in the United States and released to the underwriters only upon the completion of an initial Business Combination, subject to the terms of the underwriting agreement.

TCGX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2026

(UNAUDITED)

Forward Purchase Agreement

On August 6, 2026, the Company entered into a forward purchase contract, in which the subscriber will purchase from the Company, on a private placement basis, 2,000,000 Class A ordinary shares (“Forward Purchase Shares”), for $10.00 per share, or an aggregate amount of $20,000,000, which will close concurrently with the closing of an initial Business Combination. The forward purchase contract was classified as an equity-linked instrument in accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity,” and FASB ASC Topic 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity.”

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. As of June 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026, there were no Class A ordinary shares issued and outstanding.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2026, there were 2,156,250 Class B ordinary shares issued and outstanding, of which an aggregate of up to 281,250 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares). On August 6, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 281,250 Founder Shares are no longer subject to forfeiture.

Prior to the closing of the initial Business Combination and while any Class B ordinary shares are issued and outstanding, only holders of the Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). On any other matters submitted to a vote of the Company’s shareholders prior to or in connection with the completion of the initial Business Combination, holders of the Class B ordinary shares and holders of the Class A ordinary shares will vote together as a single class, except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares immediately prior to, concurrently with or immediately following the completion of a Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with a Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (excluding the Private Placement Shares and Forward Purchase Shares), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in a Business Combination and any Private Placement Shares issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

NOTE 8. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate

TCGX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2026

(UNAUDITED)

financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statement of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

June 30, 2026
Prepaid expenses	$6,793
Deferred offering costs	$246,383

For the period from May 26, 2026 (inception) through June 30, 2026
Formation, general and administrative costs	$67,614

The CODM reviews the position of total assets available to the Company, as reported in the accompanying unaudited condensed balance sheets, to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODMs regularly review the status of deferred offering costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering.

Formation, general and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete an Initial Public Offering and eventually a Business Combination or similar transaction within the Completion Window. The CODM also reviews formation, general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative costs, as reported on the unaudited condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

NOTE 9. SUBSEQUENT EVENTS

The management has evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date the accompanying unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

The registration statement for the Company’s Initial Public Offering was declared effective on August 4, 2026. On August 6, 2026, the Company consummated an Initial Public Offering of 8,625,000 Public Shares at $10.00 per Public Share, which includes the full exercise of the underwriters’ over-allotment option of 1,125,000 Public Shares, generating gross proceeds of $86,250,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 522,500 Private Placement Shares at a price of $10.00 per Private Placement Share to the Sponsor and the underwriters, generating gross proceeds of $5,225,000.

Upon the closing of the Initial Public Offering on August 6, 2026, an amount of $86,250,000 ($10.00 per Public Share) from the net proceeds of the sale of the Public Shares, and a portion of the proceeds of the sale of the Private Placement Shares, was held in a Trust Account.

TCGX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2026

(UNAUDITED)

On August 6, 2026, the underwriters were paid in cash an underwriting discount of $0.20 per Class A ordinary share, or $1,725,000 in the aggregate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to TCGX Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to TCGX Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of a potential Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions to completion of an initial Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on May 26, 2026 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Shares, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 26, 2026 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, and subsequent to the closing of the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest and/or dividend income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the period from May 26, 2026 (inception) through June 30, 2026, we had a net loss of $67,614, which consisted of formation, general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of our Class B ordinary shares, par value $0.0001 per share, by the initial shareholders and loans from the Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report on Form 10-Q, on August 6, 2026, we consummated an Initial Public Offering of 8,625,000 Class A ordinary shares at $10.00 per Public Share, which includes the full exercise of the underwriters’ over-allotment option of 1,125,000 Public Shares, generating gross proceeds of $86,250,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 522,500 Private Placement Shares at a price of $10.00 per Private Placement Share to the Sponsor and the underwriters, for an aggregate purchase price of $5,225,000. Of those 522,500 Private Placement Shares, the Sponsor purchased 436,250 Private Placement Shares and the underwriters purchased 86,250 Private Placement Shares.

Following the closing of the Initial Public Offering and the sale of the Private Placement Shares, a total of $86,250,000 was placed in the Trust Account. We incurred $5,837,054, consisting of $1,725,000 of cash underwriting fee, $3,450,000 of deferred underwriting fee, and $662,054 of other offering costs.

For the period from May 26, 2026 (inception) through June 30, 2026, net cash used in operating activities was $0. Net loss of $67,614 was affected by the formation, general and administrative costs paid by Sponsor in exchange for issuance of Founder Shares of $18,207, formation, general and administrative costs paid through promissory note – related party of $43,395, and changes in accrued expenses of $6,012.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts at that time. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $3,000,000 of such Working Capital Loans may be converted into private placement shares of the post Business Combination entity at a price of $10.00 per share at the option of the lender. The shares would be identical to the Private Placement Shares.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Underwriting Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to 1,125,000 additional Public Shares to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On August 6, 2026, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise their over-allotment option to purchase the additional 1,125,000 Public Shares at a price of $10.00 per Public Share.

The underwriters were entitled to a cash underwriting discount of $0.20 per Class A ordinary share, or $1,725,000 in the aggregate, which was paid to the underwriters upon the closing of the Initial Public Offering, of which (i) $0.10 per Public Share was paid to the underwriters in cash and (ii) $0.10 per Public Share was used by the underwriters to purchase Private Placement Shares. In addition, the underwriters are entitled to a deferred fee of $0.40 per Class A ordinary share, or $3,450,000 in the aggregate. The deferred fee will become payable to the underwriters for deferred underwriting commissions placed in a Trust Account located in the United States and released to the underwriters only upon the completion of an initial Business Combination, subject to the terms of the underwriting agreement.

Forward Purchase Agreement

We entered into a forward purchase contract, in which the subscriber will purchase from us, on a private placement basis, 2,000,000 Forward Purchase Shares, for $10.00 per share, or an aggregate amount of $20,000,000, which will close concurrently with the closing of an initial Business Combination.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer, (our “Certifying Officers”) the effectiveness of our disclosure controls and procedures as of June 30, 2026, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus for the Initial Public Offering, which was filed with the SEC on August 6, 2026. Any of the factors described therein could result in a significant or material adverse effect on our business, financial condition and operating results. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, financial condition and operating results. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 522,500 Private Placement Shares at a price of $10.00 per Private Placement Share to the Sponsor and the underwriters, generating gross proceeds of $5,225,000. Of those 522,500 Private Placement Shares, our Sponsor purchased 436,250 Private Placement Shares and the underwriters purchased 86,250 Private Placement Shares. The Private Placement Shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds

On August 6, 2026, we consummated the Initial Public Offering of 8,625,000 Public Shares at $10.00 Public Share, which includes the full exercise of the underwriters’ over-allotment option of 1,125,000 Public Shares, generating gross proceeds of $86,250,000. Jefferies acted as sole book-running manager of the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act in a registration statement on Form S-1 (File No. 333-297569). The SEC declared the registration statement effective on August 4, 2026.

Following the closing of the Initial Public Offering on August 6, 2026, a total of $86,250,000 (or $10.00 per Public Share) was placed in the Trust Account. Transaction costs amounted to $5,837,054, consisting of $1,725,000 of cash underwriting fee, $3,450,000 of deferred underwriting fee and $662,054 of other offering costs. For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCGX ACQUISITION CORP.

Date: September 10, 2026	By:	/s/ Chen Yu
	Name:	Chen Yu, M.D., M.B.A.
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: September 10, 2026	By:	/s/ Craig Skaling
	Name:	Craig Skaling
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)