Form 10-Q
period 2026-09-30
TCGX Acquisition Corp.
filed 2026-11-09
CIK 2137965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 9, 2026, there were 9,147,500 Class A ordinary shares, $0.0001 par value and 2,156,250 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TCGX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheet as of September 30, 2026 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended September 30, 2026 and for the Period from May 26, 2026 (Inception) Through September 30, 2026 (Unaudited)	2
Condensed Statements of Changes in Shareholders' Deficit for the Three Months Ended September 30, 2026 and for the Period from May 26, 2026 (Inception) Through September 30, 2026 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from May 26, 2026 (Inception) Through September 30, 2026 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4. Controls and Procedures	22
Part II. Other Information
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24
Part III. Signatures	25

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

TCGX ACQUISITION CORP.

CONDENSED BALANCE SHEET

September 30, 2026

(UNAUDITED)

ASSETS:
Current Assets
Cash	$2,672,345
Prepaid expenses	102,500
Prepaid insurance	114,726
Total Current Assets	2,889,571
Long-term prepaid insurance	95,605
Cash held in Trust Account	86,733,311
TOTAL ASSETS	$89,718,487

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT:
Liabilities
Accounts payable and accrued expenses	$295,977
Accrued offering costs	105,926
Due to related party	32,232
Promissory note—related party	214,844
Total Current Liabilities	648,979
Deferred underwriting fee	3,450,000
TOTAL LIABILITIES	4,098,979

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 8,625,000 shares at a redemption value of $10.06 per share	86,733,311

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 522,500 shares issued and outstanding, excluding 8,625,000 shares subject to possible redemption	52
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,156,250 shares issued and outstanding(1)	216
Additional paid-in capital	—
Accumulated deficit	(1,114,071)
Total Shareholders’ Deficit	(1,113,803)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$89,718,487

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

TCGX ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2026	For the Period from May 26, 2026 (Inception) Through September 30, 2026
General and administrative costs	$459,135	$526,749
Loss from operations	(459,135)	(526,749)

Other income:
Interest earned on cash held in Trust Account	483,311	483,311
Total other income	483,311	483,311

Net income (loss)	$24,176	$(43,438)

Weighted average shares outstanding, Class A ordinary shares, basic and diluted	5,568,043	4,002,031

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.00	$(0.01)

Weighted average shares outstanding, Class B ordinary shares, basic(1)	2,046,196	1,880,859

Basic net income (loss) per share, Class B ordinary shares	$0.00	$(0.01)

Weighted average shares outstanding, Class B ordinary shares, diluted (1)	2,156,250	1,880,859

Diluted net income (loss) per share, Class B ordinary shares	$0.00	$(0.01)

(1)
Up to August 6, 2026, excludes up to 281,250 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7). On August 6, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 281,250 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

TCGX ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026

AND FOR THE PERIOD FROM MAY 26, 2026 (INCEPTION) THROUGH September 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — May 26, 2026 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)	—	—	2,156,250	216	24,784	—	25,000
Net loss	—	—	—	—	—	(67,614)	(67,614)
Balance — June 30, 2026 (unaudited)	—	$—	2,156,250	$216	$24,784	$(67,614)	$(42,614)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(5,211,916)	(1,070,633)	(6,282,549)
Sale of 522,500 Private Placement Shares	522,500	52	—	—	5,224,948	—	5,225,000
Allocated value of transaction costs to Private Placement Shares	—	—	—	—	(37,816)	—	(37,816)
Net income	—	—	—	—	—	24,176	24,176
Balance – September 30, 2026 (unaudited)	522,500	$52	2,156,250	$216	$—	$(1,114,071)	$(1,113,803)

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

TCGX ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 26, 2026 (INCEPTION) THROUGH September 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(43,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	18,207
Payment of general and administrative costs through advances from related party	1,013
Payment of general and administrative costs through promissory note – related party	58,995
Interest earned on cash held in Trust Account	(483,311)
Changes in operating assets and liabilities:
Prepaid expenses	22,500
Prepaid insurance	(114,726)
Long term prepaid insurance	(95,605)
Accounts payable and accrued expenses	270,796
Net cash used in operating activities	(365,569)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(86,250,000)
Net cash used in investing activities	(86,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Shares, net of underwriting discounts paid	84,525,000
Proceeds from sale of Private Placement Shares	5,225,000
Payment of offering costs	(462,086)
Net cash provided by financing activities	89,287,914

Net Change in Cash	2,672,345
Cash – Beginning of period	—
Cash – End of period	$2,672,345

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$593,193
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$6,793
Offering costs paid through promissory note - related party	$30,849
Offering costs paid by advances from Sponsor	$31,219
Prepaid expenses paid by Sponsor through the promissory note – related party	$125,000
Deferred underwriting fee payable	$3,450,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

TCGX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from May 26, 2026 (inception) through September 30, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete one or more Business Combinations having an aggregate fair market value equal to at least 80% of the value of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes paid or payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering on August 6, 2026, an amount of $86,250,000 ($10.00 per Public Share) from the net proceeds of the sale of the Public Shares, and a portion of the proceeds of the sale of the Private Placement Shares, was deposited into and is held in a trust account (the “Trust Account”) and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination and, may at any time be held as cash or cash items, including in demand deposit accounts at a bank, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares in connection with the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per Public Share), calculated as of two business days prior to the completion of a Business Combination, including interest earned on the funds held in the Trust Account (net of amounts released to the Company to fund taxes payable (other than excise or similar taxes)). The Public Shares were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

TCGX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2026

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Completion Window. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Completion Window. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Completion Window and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per share ($10.00).

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of trust assets, less taxes paid or payable (other than excise or similar taxes). This liability will not apply to any claims by a third party or prospective target business

TCGX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2026

(UNAUDITED)

who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

On October 18, 2026, the Company, TriGemX Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“Merger Sub”), and TriGemX Bio, Inc. (formerly known as Kallyope, Inc.), a Delaware corporation (“TriGemX”), entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), providing for a series of transactions as a result of which TriGemX will become a wholly-owned subsidiary of the Company and the Company will be renamed “TriGemX Bio, Inc.” (see Note 10). The Business Combination Agreement was entered into after September 30, 2026 and, accordingly, is reflected in these condensed financial statements as a non-recognized subsequent event.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on August 6, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on August 12, 2026. The interim results for the three months ended September 30, 2026 and for the period from May 26, 2026 (inception) through September 30, 2026 are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to August 6, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). As of September 30, 2026, the Company had cash of $2,672,345 and working capital of $2,240,592.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Repayment of Working Capital Loans may be made by the Sponsor or an affiliate of the Sponsor or certain of the officers and directors to finance transaction costs in connection with an intended initial Business Combination. Up to $3,000,000 of such loans may be convertible into Private Placement Shares of the post-business combination entity at a price of $10.00 per share at the option of the lender. Such shares would be identical to the Private Placement Shares. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2026, the Company had no outstanding borrowings under the Working Capital Loans.

TCGX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2026

(UNAUDITED)

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of these unaudited condensed financial statements.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $2,672,345 and did not have any cash equivalents as of September 30, 2026.

Cash Held in Trust Account

As of September 30, 2026, the assets held in the Trust Account amounting to $86,733,311, were held in an interest-bearing deposit account.

TCGX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2026

(UNAUDITED)

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Offering costs allocated to Public Shares were charged to temporary equity and offering costs allocated to Private Placement Shares were charged to shareholders’ deficit.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Completion Window and (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$86,250,000
Less:
Class A ordinary shares subject to possible redemption, issuance cost	(5,799,238)
Plus:
Accretion of carrying value to redemption value	6,282,549
Class A Ordinary Shares subject to possible redemption, September 30, 2026	$86,733,311

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes”, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

TCGX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2026

(UNAUDITED)

Class B shares issued to the Sponsor were subject to forfeiture contingent upon the exercise of the underwriters’ over-allotment option. Upon the full exercise of the over-allotment option on August 6, 2026, the contingency was satisfied. For the three months ended September 30, 2026 in which the Company reports net income, such shares are included in the calculation of diluted net income per Class B ordinary share as if they were outstanding from the beginning of the interim period in which the contingency was satisfied. For the Period from May 26, 2026 (Inception) Through September 30, 2026 in which the Company reports a net loss, the effect of including such shares would be anti-dilutive and, accordingly, diluted net loss per Class B ordinary share is the same as basic net loss per Class B ordinary share.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per-share amounts):

	For the Three Months Ended September 30, 2026		For the Period from May 26, 2026 (Inception) Through September 30, 2026
	Class A	Class B	Class A	Class B
Basic net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss), basic	$17,679	$6,497	$(29,550)	$(13,888)
Denominator:
Basic weighted-average ordinary shares outstanding	5,568,043	2,046,196	4,002,031	1,880,859
Basic net income (loss) per ordinary share	$0.00	$0.00	$(0.01)	$(0.01)

	For the Three Months Ended September 30, 2026		For the Period from May 26, 2026 (Inception) Through September 30, 2026
	Class A	Class B	Class A	Class B
Diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss), basic and diluted	$17,427	$6,749	$(29,158)	$(14,280)
Denominator:
Diluted weighted-average ordinary shares outstanding	5,568,043	2,156,250	4,002,031	1,880,859
Diluted net income (loss) per ordinary share	$0.00	$0.00	$(0.01)	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

TCGX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2026

(UNAUDITED)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on August 6, 2026, the Company sold 8,625,000 Public Shares at a purchase price of $10.00 per Public Share, which includes the full exercise of the underwriters’ over-allotment option of 1,125,000 Public Shares, generating gross proceeds of $86,250,000.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the underwriters purchased an aggregate of 522,500 Private Placement Shares at a price of $10.00 per Private Placement Share, for an aggregate purchase price of $5,225,000. Of those 522,500 Private Placement Shares, the Sponsor purchased 436,250 Private Placement Shares and the underwriters purchased 86,250 Private Placement Shares. A portion of the proceeds from the sale of the Private Placement Shares were added to the net proceeds from the Initial Public Offering held in the Trust Account, with the remaining proceeds retained outside of the Trust Account and used to fund the Company's working capital and operating activities. If the Company does not complete a Business Combination within the Completion Window, the proceeds from the sale of the Private Placement Shares held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

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

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until one year after the completion of the Company’s initial Business Combination or earlier if the last sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 for any 20 trading days within any 30-trading day period commencing at least 180 days after the completion of the Company’s initial Business Combination. In connection with the Business Combination Agreement, the Sponsor and the Other Class B Holders have agreed to be bound by the transfer restrictions set forth in the Sponsor Letter Agreement and, upon the Closing, to be subject to the transfer restrictions set forth in the Lock-Up Agreements in lieu of the foregoing restrictions (see Note 10).

Promissory Note—Related Party

On June 3, 2026, the Company issued a promissory note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The promissory note was non-interest bearing and payable on the earlier of December 31, 2027 or the closing of the Initial Public Offering. As of September 30, 2026, the Company had borrowed $214,844 under the promissory note, which is now due on demand. On October 7, 2026, the Company repaid the outstanding balance of $214,844 in full. Following the repayment, no amounts remain outstanding under the Promissory Note, and borrowings under it are no longer available.

TCGX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2026

(UNAUDITED)

Due to Related Party

As of September 30, 2026, the Company had a payable to a related party amounting to $32,232 for expenses paid on the Company’s behalf. This balance is non-interest bearing and due on demand. On October 26, 2026, the Company repaid the outstanding balance of $32,232 in full.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Repayment of Working Capital Loans which may be made by the Sponsor or an affiliate of the Sponsor or certain of the officers and directors to finance transaction costs in connection with an intended initial Business Combination. Up to $3,000,000 of such loans may be convertible into Private Placement Shares of the post-business combination entity at a price of $10.00 per share at the option of the lender. Such shares would be identical to the Private Placement Shares. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2026, the Company had no outstanding borrowings under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Shares and shares that may be issued upon conversion of the Working Capital Loans and Forward Purchase Shares (as defined below) will be entitled to registration rights pursuant to the registration rights agreement the Company has entered into on August 4, 2026 requiring the Company to register a sale of any of the securities held by them, including any other securities of the Company acquired by them prior to the consummation of the Company’s initial Business Combination. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. In connection with the Closing contemplated by the Business Combination Agreement, this registration rights agreement will be amended and restated in its entirety by the Registration Rights Agreement described in Note 10.

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

The underwriters were entitled to a cash underwriting discount of $0.20 per Public Share, or $1,725,000 in the aggregate, which was paid upon the closing of the Initial Public Offering, of which (i) $0.10 per Public Share was paid to the underwriters in cash and (ii)

TCGX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2026

(UNAUDITED)

$0.10 per Public Share was used by the underwriters to purchase Private Placement Shares. In addition, the underwriters are entitled to a deferred fee of $0.40 per Public Share, or $3,450,000 in the aggregate. The deferred fee will become payable to the underwriters for deferred underwriting commissions placed in a Trust Account located in the United States and released to the underwriters only upon the completion of an initial Business Combination, subject to the terms of the underwriting agreement.

Forward Purchase Agreement

On August 4, 2026, the Company entered into a forward purchase contract, in which the subscriber will purchase from the Company, on a private placement basis, 2,000,000 Class A ordinary shares (“Forward Purchase Shares”), for $10.00 per share, or an aggregate amount of $20,000,000, which will close concurrently with the closing of an initial Business Combination. Concurrently with the execution of the Business Combination Agreement, the subscriber under the forward purchase contract entered into a Subscription Agreement in connection with the PIPE Financing, and its subscription thereunder is inclusive of, and is deemed to satisfy, its $20,000,000 commitment under the forward purchase contract (see Note 10). Accordingly, no Forward Purchase Shares are expected to be issued in addition to the shares to be issued in the PIPE Financing if the Business Combination is consummated.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At September 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2026, there were 522,500 Class A ordinary shares issued and outstanding, excluding 8,625,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2026, there were 2,156,250 Class B ordinary shares issued and outstanding, of which an aggregate of up to 281,250 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares). On August 6, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 281,250 founder shares are no longer subject to forfeiture.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares immediately prior to, concurrently with or immediately following the completion of a Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with a Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (excluding the Private Placement Shares and Forward Purchase Shares), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in a Business Combination and any Private Placement Shares issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis. Pursuant to the Sponsor Letter Agreement, the Sponsor and the Other Class B

TCGX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2026

(UNAUDITED)

Holders have waived any adjustment to the foregoing conversion ratio and any other anti-dilution or similar protection with respect to the Founder Shares. In addition, in connection with the Domestication contemplated by the Business Combination Agreement, each Class A ordinary share and each Class B ordinary share then outstanding will instead be converted into one share of New TriGemX Common Stock (see Note 10).

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing the asset or liability.

NOTE 9. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment assets is reported on the condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

September 30, 2026
Cash	$2,672,345
Cash held in Trust Account	$86,733,311

	For the Three Months Ended September 30, 2026	For the Period from May 26, 2026 (Inception) Through September 30, 2026
General and administrative costs	$459,135	$526,749
Interest earned on cash held in Trust Account	$483,311	$483,311

TCGX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2026

(UNAUDITED)

The CODM reviews interest earned on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, which the Company entered into with Odyssey Transfer and Trust Company, as trustee of the Trust Account. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Completion Window. The CODM also reviews the general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Repayment of Promissory Note — Related Party

On June 3, 2026, the Company issued a promissory note (the "Promissory Note") to the Sponsor, under which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2027 or the closing of the Initial Public Offering. As of September 30, 2026, $214,844 was outstanding under the Promissory Note and was due on demand. On October 7, 2026, the Company repaid the outstanding balance of $214,844 in full. Following the repayment, no amounts remain outstanding under the Promissory Note, and borrowings under it are no longer available.

Repayment of Due to Related Party

As of September 30, 2026, the Company had a payable to TCG Crossover Management, LLC, an affiliate of the Sponsor, of $32,232 for expenses it paid on the Company's behalf. The balance was non-interest bearing and due on demand. On October 26, 2026, the Company repaid the outstanding balance of $32,232 in full.

Business Combination Agreement

On October 18, 2026, the Company, Merger Sub and TriGemX entered into a Business Combination Agreement. The Business Combination Agreement and the transactions contemplated thereby (the "Business Combination") were approved by the boards of directors of each of the Company and TriGemX. The Business Combination is expected to close in the first quarter of 2027, following the receipt of the requisite approvals of the Company's shareholders and TriGemX's stockholders and the fulfillment of other customary closing conditions. The Business Combination Agreement provides, among other things, for the following:

The Domestication

The Business Combination Agreement provides that at least one business day prior to the closing of the Business Combination (the “Closing” and the date on which the Closing actually occurs, the “Closing Date”), the Company will deregister from the Register of Companies in the Cayman Islands and transfer by way of continuation from the Cayman Islands to Delaware and domesticate as a Delaware corporation in accordance with Section 388 of the General Corporation Law of the State of Delaware (the “DGCL”) and Part 12 of the Companies Act (Revised) of the Cayman Islands (the “Domestication”). In connection with the Domestication, (i) each outstanding Class A ordinary share and each outstanding Class B ordinary share of the Company will be converted into one share of common stock, par value $0.0001 per share, of the Company (the “New TriGemX Common Stock”), (ii) the Company will file the New TriGemX COI with the Secretary of State of the State of Delaware and adopt the New TriGemX Bylaws (each as described below) and (iii) the Company’s name will be changed to “TriGemX Bio, Inc.” (the resulting post-Closing entity, “New TriGemX”).

Shareholder Redemptions

The Company will provide the holders of its Class A ordinary shares with the right to have all or a portion of their Class A ordinary shares redeemed for cash in connection with the Business Combination, in accordance with the Company’s governing documents, for a per-share price equal to the pro rata portion of the funds then held in the Trust Account (including interest not previously released to pay taxes). Any such redemptions will occur immediately prior to the consummation of the Domestication.

TCGX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2026

(UNAUDITED)

The Merger

Subject to the terms and conditions of the Business Combination Agreement, following the Domestication, Merger Sub will merge with and into TriGemX, with TriGemX surviving the merger as a wholly-owned subsidiary of the Company (the “Merger”). At the time the Merger becomes effective (the “Effective Time”), (i) each share of TriGemX common stock issued and outstanding as of immediately prior to the Effective Time (including shares issued upon the conversion of all shares of TriGemX preferred stock into TriGemX common stock prior to the Effective Time in accordance with the terms of the Business Combination Agreement, but excluding shares held in treasury or by TriGemX stockholders who have properly demanded appraisal in accordance with Section 262 of the DGCL) will be automatically canceled and extinguished and converted into the right to receive a number of shares of New TriGemX Common Stock equal to an exchange ratio, which is based on the agreed pre-money equity value of TriGemX of $361,000,000, the agreed New TriGemX Common Stock value of $10.00 per share and TriGemX’s fully-diluted share count, as set forth in the Business Combination Agreement (the “Exchange Ratio”); and (ii) each option to purchase TriGemX common stock, whether vested or unvested, will be assumed by the Company and converted into an option to purchase New TriGemX Common Stock, with the number of shares subject to, and the exercise price of, such option adjusted to reflect the Exchange Ratio and otherwise generally subject to the same terms and conditions that applied immediately prior to the Effective Time.

Representations, Warranties and Covenants; Registration Statement / Proxy Statement

The Business Combination Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type, including with respect to the operations of the Company and TriGemX prior to the Closing and the preparation and filing with the SEC of a registration statement on Form S-4 relating to the Business Combination containing a prospectus and proxy statement of the Company (the “Registration Statement / Proxy Statement”). In addition, the Company has agreed to adopt the New TriGemX Equity Incentive Plan and the New TriGemX Employee Stock Purchase Plan (each as described below) prior to the Closing, as described in the Business Combination Agreement.

Governance

The Company has agreed to take all action within its power as may be necessary or appropriate such that, effective immediately after the Closing, the New TriGemX board of directors will initially consist of seven directors, which directors will include six designees of TriGemX, of which at least three will be independent under the applicable Nasdaq listing rules, and one designee of the Company, with a majority of the directors qualifying as independent under the applicable Nasdaq listing rules.

Termination

The Business Combination Agreement may be terminated in accordance with its terms prior to the Closing. If the Business Combination Agreement is validly terminated, none of the parties thereto will have any liability (absent fraud or willful breach of the Business Combination Agreement prior to such termination) or any further obligation under the Business Combination Agreement, other than customary confidentiality obligations and certain other provisions that expressly survive termination.

Related Agreements

Concurrently with the execution of the Business Combination Agreement, or in connection with the Closing as contemplated by the Business Combination Agreement, the Company and certain other parties entered into, or have agreed to enter into, various additional agreements and instruments, including, among others, the following:

Sponsor Letter Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, the Sponsor, Andrew Cheng, M.D., Ph.D., Ying Huang, Ph.D. and Wei Lin, M.D. (the “Other Class B Holders”) and TriGemX entered into a letter agreement (the “Sponsor Letter Agreement”), pursuant to which the Sponsor and each Other Class B Holder, as a holder of Founder Shares, has agreed to, among other things, (i) vote in favor of the Business Combination Agreement and the Business Combination, (ii) waive any adjustment to the conversion ratio set forth in the governing documents of the Company or any other anti-dilution or similar protection with respect to the Founder Shares (whether resulting from the transactions contemplated by the Subscription Agreements (as defined below) or otherwise), (iii) be bound by certain other covenants and agreements related to the Business Combination, (iv) be bound by certain transfer restrictions with respect to his, her or its shares in the Company prior to the Closing, and (v) be subject to the restrictions contemplated by the Lock-Up Agreement (as defined below), and the Sponsor has agreed to cause up to 539,062 Founder Shares held by it to be

TCGX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2026

(UNAUDITED)

forfeited immediately prior to the Effective Time to the extent the Available Closing Cash (as defined in the Business Combination Agreement) is less than $161,000,000, in each case, on the terms and subject to the conditions set forth in the Sponsor Letter Agreement.

PIPE Financing (Private Placement)

Concurrently with the execution of the Business Combination Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain qualified institutional buyers, institutional accredited investors, and other accredited investors, including, among others, TCG Crossover Fund III, L.P., an affiliate of the Sponsor (collectively, the “PIPE Investors”). Pursuant to the Subscription Agreements, the PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the PIPE Investors, on the Closing Date, an aggregate of 16,000,000 shares of New TriGemX Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $160,000,000 (the “PIPE Financing”). The subscription of TCG Crossover Fund III, L.P. under its Subscription Agreement is inclusive of, and is deemed to satisfy, its $20,000,000 commitment under the forward purchase contract entered into in connection with the Initial Public Offering (see Note 6).

The closing of the PIPE Financing is conditioned upon, among other things, (i) the New TriGemX Common Stock having been approved for listing on Nasdaq; (ii) the satisfaction or waiver of all conditions precedent to the Closing under the Business Combination Agreement, with the closing of the PIPE Financing to occur substantially concurrently with or immediately prior to the Closing; (iii) the accuracy in all material respects of the parties’ respective representations and warranties and material compliance by the parties with their respective covenants under the Subscription Agreements; (iv) the absence of specified judgments, orders or laws making illegal, enjoining or otherwise prohibiting the consummation of the Business Combination; and (v) the absence of any continuing Company Material Adverse Effect or TCGX Material Adverse Effect (each as defined in the Business Combination Agreement) since the date of the Subscription Agreements. The Subscription Agreements also provide that the Company will grant the PIPE Investors certain customary registration rights, including an obligation to file a registration statement registering the resale of the shares of New TriGemX Common Stock issued in the PIPE Financing within 30 calendar days after the Closing.

TriGemX Transaction Support Agreements and Stockholder Written Consents

Concurrently with the execution of the Business Combination Agreement, certain stockholders of TriGemX (collectively, the “TriGemX Supporting Stockholders”) entered into transaction support agreements (collectively, the “Transaction Support Agreements”) with the Company, pursuant to which the TriGemX Supporting Stockholders have agreed to, among other things, (i) execute and deliver written consents approving the Business Combination Agreement, the ancillary agreements to which TriGemX is a party and the Business Combination promptly (and in any event within two business days) following the time at which the Registration Statement / Proxy Statement is declared effective, (ii) vote in favor of the Business Combination and against any alternative acquisition proposal or other action that would frustrate or delay the Business Combination, (iii) refrain from initiating, encouraging or facilitating any alternative acquisition proposal, (iv) refrain from transferring their covered securities, (v) grant the Company a proxy for purposes of their obligations under the Transaction Support Agreements and (vi) consent to the termination of certain agreements between such TriGemX Supporting Stockholder and TriGemX effective as of the Closing. The obligations under the Transaction Support Agreements terminate automatically upon the earlier of the Effective Time and the termination of the Business Combination Agreement in accordance with its terms.

Registration Rights Agreement

In connection with the Closing, New TriGemX, the Sponsor, certain investment vehicles of TCG Crossover Fund III, L.P., certain existing stockholders of the Company, TriGemX, certain former directors and officers of TriGemX, and certain former stockholders of TriGemX will enter into an amended and restated registration rights agreement (the “Registration Rights Agreement”). The Registration Rights Agreement will amend and restate the registration rights agreement entered into by the Company in connection with its initial public offering. Pursuant to the Registration Rights Agreement, among other things, New TriGemX will be required to file a shelf registration statement registering the resale of the registrable securities held by such holders within 30 calendar days following the Closing Date, and such holders will be entitled to customary underwritten shelf takedown, block trade and piggyback registration rights, subject to certain limitations.

Lock-Up Agreements

In connection with the Closing, the Sponsor, the independent directors of the Company, certain directors and officers of TriGemX, and certain TriGemX stockholders (collectively, the “Lock-Up Holders”) will enter into a lock-up agreement (the “Holder Lock-Up Agreement”) with New TriGemX. Jefferies LLC will enter into a separate lock-up agreement with New TriGemX (the “Jefferies Lock-Up Agreement” and, together with the Holder Lock-Up Agreement, the “Lock-Up Agreements”).

TCGX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2026

(UNAUDITED)

Pursuant to the Holder Lock-Up Agreement, the Lock-Up Holders will agree not to transfer (except for certain permitted transfers) any shares of New TriGemX Common Stock held by such holder immediately after the Closing (other than shares purchased in the PIPE Financing (including shares purchased by TCG Crossover Fund III, L.P. in satisfaction of its forward purchase commitment) or in the open market after the Closing) until six months after the Closing Date. Pursuant to the Jefferies Lock-Up Agreement, Jefferies LLC will agree to substantially the same transfer restrictions, including the same permitted transfers and exclusions, except that its lock-up period will expire 30 days after the Closing Date.

New TriGemX Certificate of Incorporation and New TriGemX Bylaws

Concurrently with the Domestication, and prior to the Effective Time, the Company will file a certificate of incorporation with the Secretary of State of the State of Delaware (“New TriGemX COI”) and will adopt bylaws (“New TriGemX Bylaws”), which together will govern the rights, privileges, and preferences of the holders of New TriGemX securities after the Closing.

New TriGemX Equity Incentive Plan and New TriGemX Employee Stock Purchase Plan

Prior to the Closing, the Company will approve and adopt, in each case subject to approval by the Company’s shareholders, an equity incentive plan (the “New TriGemX Equity Incentive Plan”) and an employee stock purchase plan (the “New TriGemX Employee Stock Purchase Plan”). The New TriGemX Equity Incentive Plan will provide for grants of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and cash-based awards to employees, consultants and non-employee directors of New TriGemX and certain affiliated companies. The New TriGemX Employee Stock Purchase Plan will permit eligible employees to purchase New TriGemX Common Stock at a discount, under both a component intended to be qualified under Section 423 of the Internal Revenue Code of 1986, as amended, and a component that is not intended to be so qualified.

The initial number of shares of New TriGemX Common Stock reserved for issuance under the New TriGemX Equity Incentive Plan will equal the sum of (i) 5% of the shares of New TriGemX Common Stock issued and outstanding on a fully diluted basis at the Closing, (ii) the number of shares remaining available for grant under TriGemX’s existing equity plan immediately prior to the Closing (as adjusted to reflect the Merger) and (iii) the number of shares subject to assumed TriGemX options that are subsequently cancelled or forfeited or expire without the issuance of shares. From and after the Closing, no additional awards will be granted under TriGemX’s existing equity plan and that plan will be terminated. The initial share reserve under the New TriGemX Employee Stock Purchase Plan, and any annual increase thereto beginning in 2028, will be mutually agreed between the Company and TriGemX.

The Company intends to file the Registration Statement / Proxy Statement with the SEC in connection with the Business Combination. Completion of the Business Combination is subject to the satisfaction or waiver of the conditions set forth in the Business Combination Agreement, including the receipt of the requisite approvals of the Company’s shareholders and TriGemX’s stockholders, the effectiveness of the Registration Statement / Proxy Statement, the approval for listing of the New TriGemX Common Stock on Nasdaq, the consummation of the Domestication and, as a condition to TriGemX’s obligation to close, that Available Closing Cash (as defined in the Business Combination Agreement) equal at least $150,000,000, many of which are outside of the Company’s control. Accordingly, there can be no assurance that the Business Combination will be completed on the terms described above, on the anticipated timeline or at all.

The foregoing descriptions of the Business Combination Agreement and the related agreements described above do not purport to be complete and are qualified in their entirety by reference to the full text of such agreements, copies of which were filed as exhibits to the Company’s Current Report on Form 8-K reporting the entry into the Business Combination Agreement on October 18, 2026. The representations, warranties and covenants contained in those agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties thereto, are subject to limitations agreed upon by those parties, and are not intended to provide factual information about the Company, TriGemX or any other party.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to TCGX Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to TCGX Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on May 26, 2026 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Shares, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

Business Combination Agreement

On October 18, 2026, we, Merger Sub and TriGemX entered into the Business Combination Agreement, which was entered into after the end of the quarter covered by this Quarterly Report. The Business Combination Agreement provides, among other things, that at least one business day prior to the Closing we will domesticate as a Delaware corporation, following which Merger Sub will merge with and into TriGemX, with TriGemX surviving the Merger as our wholly-owned subsidiary, and we will be renamed “TriGemX Bio, Inc.” Each share of TriGemX common stock outstanding immediately prior to the Effective Time will be converted into the right to receive shares of New TriGemX Common Stock based on the Exchange Ratio, which is premised on an agreed pre-money equity value of TriGemX of $361,000,000 and an agreed New TriGemX Common Stock value of $10.00 per share. We refer to the Business Combination contemplated by the Business Combination Agreement as the “Proposed Business Combination.”

Concurrently with the execution of the Business Combination Agreement, we entered into the Subscription Agreements with the PIPE Investors providing for the purchase, on the Closing Date, of an aggregate of 16,000,000 shares of New TriGemX Common Stock at $10.00 per share, for aggregate gross proceeds of $160,000,000, and the Sponsor, the Other Class B Holders and certain stockholders of TriGemX entered into the Sponsor Letter Agreement and the Transaction Support Agreements, respectively, in each case as described in Note 10 to our condensed financial statements included in this Quarterly Report.

The Proposed Business Combination is expected to close in the first quarter of 2027, subject to the receipt of the requisite approvals of our shareholders and TriGemX’s stockholders and the satisfaction or waiver of the other closing conditions described in Note 10 to our condensed financial statements included in this Quarterly Report, including a condition that Available Closing Cash (as defined in the Business Combination Agreement) equal at least $150,000,000. We intend to file the Registration Statement / Proxy Statement with the SEC in connection with the Proposed Business Combination. We cannot assure you that the Proposed Business Combination will be completed on the terms described above, on the anticipated timeline or at all. For a more complete description of the Business Combination Agreement and the related agreements, see Note 10 to our condensed financial statements included in this Quarterly Report and the Business Combination Agreement and related agreements filed as exhibits to our Current Report on Form 8-K reporting the entry into the Business Combination Agreement on October 18, 2026.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 26, 2026 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $24,176, which consisted of interest earned on cash held in the Trust Account of $483,311, offset by general and administrative costs of $459,135.

For the period from May 26, 2026 (inception) through September 30, 2026, we had a net loss of $43,438, which consisted of general and administrative costs of $526,749, offset by interest earned on cash held in the Trust Account of $483,311.

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

Following the closing of the Initial Public Offering and the sale of the Private Placement Shares, a total of $86,250,000 was placed in the Trust Account. We incurred transaction costs of $5,837,054, consisting of $1,725,000 of cash underwriting fees, $3,450,000 of deferred underwriting fees, and $662,054 of other offering costs.

For the period from May 26, 2026 (inception) through September 30, 2026, net cash used in operating activities was $365,569. Net loss of $43,438 was affected by the formation costs paid by the Sponsor in exchange for issuance of Class B ordinary shares of $18,207, Payment of general and administrative costs through advances from related party of $1,013, payment of general and administrative costs through promissory note – related party of $58,995 and interest earned on investment held in Trust Account of $483,311. Changes in operating assets and liabilities provided $82,965.

As of September 30, 2026, we had cash held in the Trust Account of $86,733,311 (which includes $483,311 of interest). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $2,672,345. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Underwriting Agreement

The underwriters are entitled to a deferred underwriting fee of $0.40 per Public Share, or $3,450,000 in the aggregate, which is held in the Trust Account and will be released to the underwriters only upon the completion of an initial Business Combination, subject to the terms of the underwriting agreement. For a description of the underwriting arrangements, including the cash underwriting discount paid at the closing of the Initial Public Offering and the full exercise of the underwriters’ over-allotment option, see Note 6 to our condensed financial statements included in this Quarterly Report.

Forward Purchase Agreement

On August 4, 2026, we entered into a forward purchase contract providing for the purchase, on a private placement basis, of 2,000,000 Class A ordinary shares for $10.00 per share, or $20,000,000 in the aggregate, concurrently with the closing of an initial Business Combination. The subscriber’s subscription in the PIPE Financing is deemed to satisfy that commitment, and accordingly no Forward Purchase Shares are expected to be issued in addition to the shares to be issued in the PIPE Financing if the Proposed Business Combination is consummated. See Note 6 to our condensed financial statements included in this Quarterly Report.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of September 30, 2026, the Company did not have any other critical accounting estimates requiring disclosure.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal quarter ended September 30, 2026. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 6, 2026, we consummated the Initial Public Offering of 8,625,000 Class A ordinary shares (the “Public Shares”). The Public Shares were sold at an offering price of $10.00 per Public Share, generating total gross proceeds of $86,250,000. Jefferies LLC acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-297569). The SEC declared the registration statement effective on August 4, 2026.

Simultaneous with the consummation of the Initial Public Offering, the Sponsor and underwriters consummated the private placement of an aggregate of 522,500 Shares at a price of $10.00 per Private Placement Share, generating total proceeds of $5,225,000.

Net proceeds from the Initial Public Offering and the private placement were placed in a Trust Account, except for amounts released to fund working capital and offering-related expenses.

For a description of the transaction costs incurred in, and the use of the proceeds generated in, our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the fiscal quarter ended September 30, 2026, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on August 6, 2026).

10.1

Letter Agreement, dated August 4, 2026, among the Company, TCGX Sponsor, LLC and the Company's officers and directors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 6, 2026).

10.2

Investment Management Trust Agreement, dated August 4, 2026, by and between the Company and Odyssey Transfer and Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on August 6, 2026).

10.3

Registration Rights Agreement, dated August 4, 2026, among the Company, TCGX Sponsor, LLC, Jefferies LLC, TCG Crossover Fund III, LP and the other holders party thereto (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on August 6, 2026).

10.4

Private Placement Shares Purchase Agreement, dated August 4, 2026, between the Company and TCGX Sponsor, LLC (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on August 6, 2026).

10.5

Private Placement Shares Purchase Agreement, dated August 4, 2026, between the Company and Jefferies LLC (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on August 6, 2026).

10.6

Forward Purchase Agreement, dated August 4, 2026, between the Company and TCG Crossover Fund III, LP (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on August 6, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCGX ACQUISITION CORP.

Date: November 9, 2026	By:	/s/ Chen Yu
	Name:	Chen Yu, M.D., M.B.A.
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Craig Skaling
	Name:	Craig Skaling
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)